Form 10-K
period 2016-12-31
COMM 2015-LC23 Mortgage Trust
filed 2017-03-21
CIK 1654330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-193376-25

Central Index Key Number of the issuing entity: 0001654330

COMM 2015-LC23 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001555524

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

Not applicable.

EXPLANATORY NOTES

The Equity Inns Portfolio Mortgage Loan, the Harvey Building Products Portfolio Mortgage Loan and the Springfield Mall Mortgage Loan, which constituted approximately 8.3%, 4.4% and 3.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Equity Inns Portfolio Mortgage Loan which is an asset of the issuing entity and seven other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Harvey Building Products Portfolio Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Springfield Mall Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Equity Inns Portfolio Mortgage Loan, the Harvey Building Products Portfolio Mortgage Loan and the Springfield Mall Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 11 Madison Avenue Mortgage Loan, which constituted approximately 7.2% of the asset pool of the issuing entity as of its cut-off date.  The 11 Madison Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 11 Madison Avenue Mortgage Loan and fifteen other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MAD 2015-11MD Mortgage Trust transaction (the “MAD 2015-11MD Transaction”). This loan combination, including the 11 Madison Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MAD 2015-11MD Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the trust and servicing agreement for the MAD 2015-11MD Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the MAD 2015-11MD Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 40 Wall Street Mortgage Loan, which constituted approximately 0.5% of the asset pool of the issuing entity as of its cut-off date.  The 40 Wall Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 40 Wall Street Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2015-LC22 transaction, Commission File Number 333-195164-13 (the “WFCMT 2015-LC22 Transaction”). This loan combination, including the 40 Wall Street Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-LC22 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCMT 2015-LC22 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCMT 2015-LC22 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 32 Avenue of the Americas Mortgage Loan, which constituted approximately 7.3% of the asset pool of the issuing entity as of its cut-off date.  The 32 Avenue of the Americas Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 32 Avenue of the Americas Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the 32 Avenue of the Americas Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 32 Avenue of the Americas loan combination in the JPMBB Commercial Mortgage Securities Trust 2015-C33 transaction, Commission File Number 333-190246-18 (the “JPMBB 2015-C33 Transaction”).  After the closing of the JPMBB 2015-C33 Transaction on November 30, 2015, this loan combination, including the 32 Avenue of the Americas Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2015-C33 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMBB 2015-C33 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2015-C33 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Berkeley Point Capital LLC is an affiliate of Cantor Commercial Real Estate Lending L.P., one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC pursuant to Item 1123.  Because Berkeley Point Capital LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 11 Madison Avenue Mortgage Loan, the 40 Wall Street Mortgage Loan and the 32 Avenue of the Americas Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the MAD 2015-11MD Transaction, the pooling and servicing agreement for the WFCM 2015-LC22 Transaction and the pooling and servicing agreement for the JPMBB 2015-C33 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 11 Madison Avenue Mortgage Loan, the 40 Wall Street Mortgage Loan and the 32 Avenue of the Americas Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Berkeley Point Capital LLC is the primary servicer)  and the primary servicer of the 40 Wall Street Mortgage Loan and the 32 Avenue of the Americas Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the 11 Madison Avenue Mortgage Loan, the 40 Wall Street Mortgage Loan and the 32 Avenue of the Americas Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the 40 Wall Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as it is not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer and special servicer of the 11 Madison Avenue Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the 40 Wall Street Mortgage Loan and Torchlight Loan Services, LLC as special servicer of the 32 Avenue of the Americas Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian, and KeyBank National Association, as primary servicer and special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 40 Wall Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-LC22 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFCMT 2015-LC22 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCMT 2015-LC22 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Berkeley Point Capital LLC, as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.1)
33.11 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.2)
33.12 Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.5)
33.15 Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.1)
33.19 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.2)
33.20 Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.5)
33.23 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.6)
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.8)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 33.1)
33.27 LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 33.2)
33.28 Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (see Exhibit 33.4)
33.30 Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (see Exhibit 33.5)
33.31 Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (see Exhibit 33.6)
33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 33.7)
33.33 National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 33.8)
33.34 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan
33.35 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.34)
33.36 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
33.37 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.4)
33.38 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.5)
33.39 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 33.1)
33.40 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.41 Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.42 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (see Exhibit 33.4)
33.43 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 33.5)
33.44 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 33.6)
33.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.7)
33.46 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.8)
33.47 Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.1)
33.48 Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan
33.49 Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
33.50 Wells Fargo Bank, National Association, as Certificate Administrator of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.4)
33.51 Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.5)
33.52 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan
33.53 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)
33.54 National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Berkeley Point Capital LLC, as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.1)
34.11 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.2)
34.12 Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.5)
34.15 Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.1)
34.19 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.2)
34.20 Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.5)
34.23 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.6)
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.8)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 34.1)
34.27 LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 34.2)
34.28 Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (see Exhibit 34.4)
34.30 Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (see Exhibit 34.5)
34.31 Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (see Exhibit 34.6)
34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 34.7)
34.33 National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 34.8)
34.34 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan
34.35 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.34)
34.36 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
34.37 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.4)
34.38 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.5)
34.39 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 34.1)
34.40 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.41 Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.42 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (see Exhibit 34.4)
34.43 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 34.5)
34.44 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 34.6)
34.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.7)
34.46 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.8)
34.47 Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.1)
34.48 Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan
34.49 Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
34.50 Wells Fargo Bank, National Association, as Certificate Administrator of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.4)
34.51 Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.5)
34.52 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan
34.53 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)
34.54 National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkeley Point Capital LLC, as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 35.1)
35.9 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 35.1)
35.12 LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 35.2)
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (see Exhibit 35.3)
35.14 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
35.15 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan
35.17 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan
35.18 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan
35.20 Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan
35.21 Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
35.22 Wells Fargo Bank, National Association, as Certificate Administrator of the 32 Avenue of the Americas Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of November 6, 2015, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on January 7, 2016 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of November 6, 2015, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP and Series REIT of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on March 2, 2016 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of November 6, 2015, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on January 7, 2016 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of November 6, 2015, between Deutsche Mortgage & Asset Receiving Corporation and Jefferies LoanCore LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on January 7, 2016 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of November 1, 2015, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.6 Co-lender Agreement, dated as of September 6, 2015, by and between German American Capital Corporation, as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder, German American Capital Corporation, as Initial Note B-1 Holder, Morgan Stanley Bank, N.A., as Initial Note B-2 Holder, and Wells Fargo Bank, National Association, as Initial Note B-3 Holder (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.7 Amended and Restated Co-lender Agreement, dated as of September 29, 2015, between Ladder Capital Finance I LLC, for itself and on behalf of Series TRS of Ladder Capital Finance I, and Series TRS of Ladder Capital Finance I LLC, a Delaware series of Ladder Capital Finance I LLC, to the extent of its interest, as applicable, as the Initial Note A-1-A Holder, Ladder Capital Finance I LLC, for itself and on behalf of Series TRS of Ladder Capital Finance I, and Series TRS of Ladder Capital Finance I LLC, a Delaware series of Ladder Capital Finance I LLC, to the extent of its interest, as applicable, as the Initial Note A-1-B Holder, Ladder Capital Finance I LLC, for itself and on behalf of Series TRS of Ladder Capital Finance I, and Series TRS of Ladder Capital Finance I LLC, a Delaware series of Ladder Capital Finance I LLC, to the extent of its interest, as applicable, as the Initial Note A-2 Holder, and Wilmington Trust, National Association, as Trustee for the benefit of the Holders of COMM 2015-CCRE24 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as the Note A-3 Holder (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.8 Amended and Restated Co-lender Agreement, dated as of January 8, 2016, by and among Wilmington Trust, National Association, as Trustee for the benefit of the Holders of COMM 2015-LC23 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as the Note A-1-A Holder, Ladder Capital Finance III LLC – Series 97 – Equity inns Portfolio, as the Note A-1-B Holder, Ladder Capital Finance III LLC – Series 97 – Equity inns Portfolio, as the Note A-2-A1 Holder, Ladder Capital Finance III LLC – Series 97 – Equity inns Portfolio, as the Note A-2-A2 Holder, Ladder Capital Finance III LLC – Series 97 – Equity inns Portfolio, as the Note A-2-B Holder, Ladder Capital Finance III LLC – Series 97 – Equity inns Portfolio, as the Note A-3 Holder, Wilmington Trust, National Association, as Trustee for the benefit of the Holders of COMM 2015-LC23 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as the Note A-4-A Holder, German American Capital Corporation, as the Note A-4-B Holder, German American Capital Corporation, as the Note A-5-A Holder, German American Capital Corporation, as the Note A-5-B Holder, and German American Capital Corporation, as the Note A-6 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K/A filed on March 2, 2016 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.9 Co-lender Agreement, dated as of November 17, 2015, by and among JPMorgan Chase Bank, National Association, as the Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as the Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as the Initial Note A-3 Holder, German American Capital Corporation, as the Initial Note A-4 Holder, and German American Capital Corporation, as the Initial Note A-5 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.10 Co-lender Agreement, dated as of November 17, 2015, between Ladder Capital Finance III LLC – Series 98 – Harvey Portfolio, as the Note A-1 Holder, Ladder Capital Finance III LLC – Series 98 – Harvey Portfolio, as the Note A-2A Holder, Ladder Capital Finance III LLC – Series 98 – Harvey Portfolio, as the Note A-2B Holder, and Ladder Capital Finance III LLC – Series 98 – Harvey Portfolio, as the Note A-3 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.11 Co-lender Agreement, dated as of November 17, 2015, between Cantor Commercial Real Estate Lending, L.P., as the Note A-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as the Note A-2 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 20, 2017

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 20, 2017

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Berkeley Point Capital LLC, as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.1)
33.11 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.2)
33.12 Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.5)
33.15 Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.1)
33.19 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.2)
33.20 Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.5)
33.23 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.6)
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.8)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 33.1)
33.27 LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 33.2)
33.28 Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (see Exhibit 33.4)
33.30 Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (see Exhibit 33.5)
33.31 Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (see Exhibit 33.6)
33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 33.7)
33.33 National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 33.8)
33.34 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan
33.35 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.34)
33.36 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
33.37 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.4)
33.38 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.5)
33.39 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 33.1)
33.40 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.41 Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.42 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (see Exhibit 33.4)
33.43 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 33.5)
33.44 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 33.6)
33.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.7)
33.46 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.8)
33.47 Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.1)
33.48 Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan
33.49 Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
33.50 Wells Fargo Bank, National Association, as Certificate Administrator of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.4)
33.51 Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.5)
33.52 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan
33.53 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)
33.54 National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Berkeley Point Capital LLC, as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.1)
34.11 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.2)
34.12 Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.5)
34.15 Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.1)
34.19 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.2)
34.20 Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.5)
34.23 Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.6)
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.8)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 34.1)
34.27 LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 34.2)
34.28 Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (see Exhibit 34.4)
34.30 Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (see Exhibit 34.5)
34.31 Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (see Exhibit 34.6)
34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 34.7)
34.33 National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 34.8)
34.34 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan
34.35 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.34)
34.36 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
34.37 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.4)
34.38 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.5)
34.39 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 34.1)
34.40 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.41 Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.42 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (see Exhibit 34.4)
34.43 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 34.5)
34.44 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 34.6)
34.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.7)
34.46 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.8)
34.47 Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.1)
34.48 Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan
34.49 Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
34.50 Wells Fargo Bank, National Association, as Certificate Administrator of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.4)
34.51 Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.5)
34.52 Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan
34.53 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)
34.54 National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkeley Point Capital LLC, as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 35.1)
35.9 LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 35.1)
35.12 LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 35.2)
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (see Exhibit 35.3)
35.14 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
35.15 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan
35.17 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan
35.18 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan
35.20 Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan
35.21 Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)
35.22 Wells Fargo Bank, National Association, as Certificate Administrator of the 32 Avenue of the Americas Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of November 6, 2015, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on January 7, 2016 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of November 6, 2015, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP and Series REIT of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on March 2, 2016 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of November 6, 2015, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on January 7, 2016 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of November 6, 2015, between Deutsche Mortgage & Asset Receiving Corporation and Jefferies LoanCore LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on January 7, 2016 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of November 1, 2015, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.6 Co-lender Agreement, dated as of September 6, 2015, by and between German American Capital Corporation, as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder, German American Capital Corporation, as Initial Note B-1 Holder, Morgan Stanley Bank, N.A., as Initial Note B-2 Holder, and Wells Fargo Bank, National Association, as Initial Note B-3 Holder (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.7 Amended and Restated Co-lender Agreement, dated as of September 29, 2015, between Ladder Capital Finance I LLC, for itself and on behalf of Series TRS of Ladder Capital Finance I, and Series TRS of Ladder Capital Finance I LLC, a Delaware series of Ladder Capital Finance I LLC, to the extent of its interest, as applicable, as the Initial Note A-1-A Holder, Ladder Capital Finance I LLC, for itself and on behalf of Series TRS of Ladder Capital Finance I, and Series TRS of Ladder Capital Finance I LLC, a Delaware series of Ladder Capital Finance I LLC, to the extent of its interest, as applicable, as the Initial Note A-1-B Holder, Ladder Capital Finance I LLC, for itself and on behalf of Series TRS of Ladder Capital Finance I, and Series TRS of Ladder Capital Finance I LLC, a Delaware series of Ladder Capital Finance I LLC, to the extent of its interest, as applicable, as the Initial Note A-2 Holder, and Wilmington Trust, National Association, as Trustee for the benefit of the Holders of COMM 2015-CCRE24 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as the Note A-3 Holder (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.8 Amended and Restated Co-lender Agreement, dated as of January 8, 2016, by and among Wilmington Trust, National Association, as Trustee for the benefit of the Holders of COMM 2015-LC23 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as the Note A-1-A Holder, Ladder Capital Finance III LLC – Series 97 – Equity inns Portfolio, as the Note A-1-B Holder, Ladder Capital Finance III LLC – Series 97 – Equity inns Portfolio, as the Note A-2-A1 Holder, Ladder Capital Finance III LLC – Series 97 – Equity inns Portfolio, as the Note A-2-A2 Holder, Ladder Capital Finance III LLC – Series 97 – Equity inns Portfolio, as the Note A-2-B Holder, Ladder Capital Finance III LLC – Series 97 – Equity inns Portfolio, as the Note A-3 Holder, Wilmington Trust, National Association, as Trustee for the benefit of the Holders of COMM 2015-LC23 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as the Note A-4-A Holder, German American Capital Corporation, as the Note A-4-B Holder, German American Capital Corporation, as the Note A-5-A Holder, German American Capital Corporation, as the Note A-5-B Holder, and German American Capital Corporation, as the Note A-6 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K/A filed on March 2, 2016 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.9 Co-lender Agreement, dated as of November 17, 2015, by and among JPMorgan Chase Bank, National Association, as the Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as the Initial Note A-2 Holder, JPMorgan Chase Bank, National Association, as the Initial Note A-3 Holder, German American Capital Corporation, as the Initial Note A-4 Holder, and German American Capital Corporation, as the Initial Note A-5 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.10 Co-lender Agreement, dated as of November 17, 2015, between Ladder Capital Finance III LLC – Series 98 – Harvey Portfolio, as the Note A-1 Holder, Ladder Capital Finance III LLC – Series 98 – Harvey Portfolio, as the Note A-2A Holder, Ladder Capital Finance III LLC – Series 98 – Harvey Portfolio, as the Note A-2B Holder, and Ladder Capital Finance III LLC – Series 98 – Harvey Portfolio, as the Note A-3 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

99.11 Co-lender Agreement, dated as of November 17, 2015, between Cantor Commercial Real Estate Lending, L.P., as the Note A-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as the Note A-2 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)