Form 10-K/A
period 2017-12-31
COMM 2015-LC23 Mortgage Trust
filed 2018-06-22
CIK 1654330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.9 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.9 to the Original 10-K.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.2         LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.9         Berkeley Point Capital LLC, as Primary Servicer

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.11       LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.12       Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.14       Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.19       LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.20       Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.22       Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.25       National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.27       LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.28       Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.30       Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.33       National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.34       KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.34 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.35       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.34 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.36       Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.37       Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.38       Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.40       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.41       Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.42       Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.43       Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.44       Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.45       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.46       National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.48       Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 33.48 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.49       Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.50       Wells Fargo Bank, National Association, as Certificate Administrator of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.51       Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.52       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 33.52 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.53       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

33.54       National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.2         LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.9         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.11       LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.12       Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.14       Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.19       LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.20       Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.22       Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.25       National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.27       LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.28       Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.30       Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.33       National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.34       KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.34 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.35       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.34 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.36       Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.37       Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.38       Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.40       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.41       Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.42       Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.43       Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.44       Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.45       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.46       National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.48       Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 34.48 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.49       Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.50       Wells Fargo Bank, National Association, as Certificate Administrator of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.51       Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.52       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 34.52 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.53       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

34.54       National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.2         LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.4         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.6         LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Equity Inns Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.9         LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Harvey Building Products Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.12       LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.14       KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.15       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 35.17 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 35.20 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

35.21       Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.22       Wells Fargo Bank, National Association, as Certificate Administrator of the 32 Avenue of the Americas Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-25 and incorporated by reference herein)

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

Date: June 22, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: June 22, 2018