Form 10-K
period 2019-12-31
COMM 2015-LC23 Mortgage Trust
filed 2020-03-17
CIK 1654330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 32 Avenue of the Americas Mortgage Loan, which constituted approximately 7.3% of the asset pool of the issuing entity as of its cut-off date.  The 32 Avenue of the Americas Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 32 Avenue of the Americas Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity.This loan combination, including the 32 Avenue of the Americas Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 32 Avenue of the Americas loan combination in the JPMBB Commercial Mortgage Securities Trust 2015-C33 transaction, Commission File Number 333-190246-18 (the “JPMBB 2015-C33 Transaction”).  After the closing of the JPMBB 2015-C33 Transaction on November 30, 2015, this loan combination, including the 32 Avenue of the Americas Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2015-C33 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 32 Avenue of the Americas Mortgage Loan and the 40 Wall Street Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 32 Avenue of the Americas Mortgage Loan, the 11 Madison Avenue Mortgage Loan and the 40 Wall Street Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the 40 Wall Street Mortgage Loan, the 11 Madison Avenue Mortgage Loan and the 32 Avenue of the Americas Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFCMT 2015-LC22 Transaction, the trust and servicing agreement for the MAD 2015-11MD Transaction and the pooling and servicing agreement for the JPMBB 2015-C33 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 40 Wall Street Mortgage Loan, the 11 Madison Avenue Mortgage Loan and the 32 Avenue of the Americas Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 40 Wall Street Mortgage Loan, the 11 Madison Avenue Mortgage Loan and the 32 Avenue of the Americas Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 32 Avenue of the Americas Mortgage Loan, the 11 Madison Avenue Mortgage Loan and the 40 Wall Street Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the 40 Wall Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Torchlight Loan Services, LLC as special servicer of the 32 Avenue of the Americas Mortgage Loan prior to December 27, 2019, CWCapital Asset Management LLC as special servicer of the 32 Avenue of the Americas Mortgage Loan on and after December 27, 2019, KeyBank National Association as primary servicer and special servicer of the 11 Madison Avenue Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the 40 Wall Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

33.9         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.1)

33.11       LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.6)

33.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.7)

33.16       National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.8)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.1)

33.18       LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.2)

33.19       Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.6)

33.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.7)

33.23       National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 33.8)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 33.1)

33.25       LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 33.2)

33.26       Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (see Exhibit 33.6)

33.29       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 33.7)

33.30       National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 33.8)

33.31       KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan

33.32       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.31)

33.33       Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.5)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 33.1)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 33.5)

33.39       Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 33.6)

33.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.7)

33.41       National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.8)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.1)

33.43       Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan prior to December 27, 2019

33.44       CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan on and after December 27, 2019

33.45       Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.5)

33.47       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan

33.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)

33.49       National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.8)

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

34.9         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.1)

34.11       LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Equity Inns Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.6)

34.15       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.7)

34.16       National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.8)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.1)

34.18       LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.2)

34.19       Wilmington Trust, National Association, as Trustee of the Harvey Building Products Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.6)

34.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.7)

34.23       National Tax Search, LLC, as Servicing Function Participant of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 34.8)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 34.1)

34.25       LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 34.2)

34.26       Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (see Exhibit 34.6)

34.29       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 34.7)

34.30       National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 34.8)

34.31       KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan

34.32       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.31)

34.33       Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.5)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 34.1)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 34.5)

34.39       Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 34.6)

34.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.7)

34.41       National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.8)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.1)

34.43       Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan prior to December 27, 2019

34.44       CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan on and after December 27, 2019

34.45       Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.5)

34.47       Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan

34.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)

34.49       National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.8)

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

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 35.1)

35.6         LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 35.1)

35.8         LNR Partners, LLC, as Special Servicer of the Harvey Building Products Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 35.1)

35.10       LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 35.2)

35.11       KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 35.1)

35.16       Torchlight Loan Services, LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan prior to December 27, 2019 (Omitted. See Explanatory Notes.)

35.17       CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes.)

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

Date: March 16, 2020

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 16, 2020