Form 10-K
period 2020-12-31
COMM 2015-LC23 Mortgage Trust
filed 2021-03-15
CIK 1654330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Equity Inns Portfolio Mortgage Loan and the Springfield Mall Mortgage Loan, which constituted approximately 8.3% and 3.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Equity Inns Portfolio Mortgage Loan, seven other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Springfield Mall Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Equity Inns Portfolio Mortgage Loan and the Springfield Mall Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.  The Harvey Building Products Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 40 Wall Street Mortgage Loan, the 11 Madison Avenue Mortgage Loan and the 32 Avenue of the Americas Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 32 Avenue of the Americas Mortgage Loan, the 11 Madison Avenue Mortgage Loan and the 40 Wall Street Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the 40 Wall Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of CWCapital Asset Management LLC as special servicer of the 32 Avenue of the Americas Mortgage Loan, KeyBank National Association as primary servicer and special servicer of the 11 Madison Avenue Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the 40 Wall Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.13      Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.5)

33.14      Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.6)

33.15      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.7)

33.16      National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 33.8)

33.17      Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 33.1)

33.18      LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 33.2)

33.19      Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.20      Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (see Exhibit 33.5)

33.21      Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (see Exhibit 33.6)

33.22      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 33.7)

33.23      National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 33.8)

33.24      KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan

33.25      KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.24)

33.26      Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.27      Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.5)

33.28      Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 33.1)

33.29      Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.30      Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.31      Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 33.5)

33.32      Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 33.6)

33.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.7)

33.34      National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.8)

33.35      Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.1)

33.36      CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan

33.37      Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

33.38      Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.5)

33.39      Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan

33.40      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.7)

33.41      National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 33.8)

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

34.13      Wells Fargo Bank, National Association, as Custodian of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.5)

34.14      Park Bridge Lender Services LLC, as Operating Advisor of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.6)

34.15      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.7)

34.16      National Tax Search, LLC, as Servicing Function Participant of the Equity Inns Portfolio Mortgage Loan (see Exhibit 34.8)

34.17      Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 34.1)

34.18      LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 34.2)

34.19      Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.20      Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (see Exhibit 34.5)

34.21      Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (see Exhibit 34.6)

34.22      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 34.7)

34.23      National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (see Exhibit 34.8)

34.24      KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan

34.25      KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.24)

34.26      Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.27      Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.5)

34.28      Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 34.1)

34.29      Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.30      Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.31      Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 34.5)

34.32      Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 34.6)

34.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.7)

34.34      National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.8)

34.35      Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.1)

34.36      CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan

34.37      Wilmington Trust, National Association, as Trustee of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

34.38      Wells Fargo Bank, National Association, as Custodian of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.5)

34.39      Pentalpha Surveillance LLC, as Senior Trust Advisor of the 32 Avenue of the Americas Mortgage Loan

34.40      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.7)

34.41      National Tax Search, LLC, as Servicing Function Participant of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 34.8)

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

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.5        Wells Fargo Bank, National Association, as Primary Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 35.1)

35.6        LNR Partners, LLC, as Special Servicer of the Equity Inns Portfolio Mortgage Loan (see Exhibit 35.2)

35.7        Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (see Exhibit 35.1)

35.8        LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (see Exhibit 35.2)

35.9        KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.10      KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.11      Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 35.1)

35.12      Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.13      Wells Fargo Bank, National Association, as Primary Servicer of the 32 Avenue of the Americas Mortgage Loan (see Exhibit 35.1)

35.14      CWCapital Asset Management LLC, as Special Servicer of the 32 Avenue of the Americas Mortgage Loan (Omitted. See Explanatory Notes.)

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

99.10       Co-lender Agreement, dated as of November 17, 2015, between Cantor Commercial Real Estate Lending, L.P., as the Note A-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as the Note A-2 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on November 17, 2015 under Commission File No. 333-193376-25 and incorporated by reference herein)

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

Date: March 15, 2021

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 15, 2021